Form 10QSB
period 2007-06-30
Semoran Financial CORP
filed 2007-08-30
CIK 1388730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission file number 333-140768

SEMORAN FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

FLORIDA	20-3622467
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

237 FERNWOOD BOULEVARD, SUITE 109
FERN PARK, FLORIDA 32730
(Address of principal executive offices)

(407) 401-8295
(Issuer's telephone number)
______________________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes               No      X

Indicate by check mark whether the registrant is shell company as defined in Rule 12b-2 of the Exchange Act.  Yes               No      X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10 shares of common stock, par value $.01 per share, outstanding as of June 30, 2007.

Transitional Small Business Disclosure Format (check one):       Yes               No      X

SEMORAN FINANCIAL CORPORATION
(A Development Stage Company)

INDEX

PART I - FINANCIAL INFORMATION	Page	No.

Item 1. Financial Statements

Condensed Balance Sheets - June 30, 2007 (unaudited) and December 31, 2006	2

Condensed Statements of Operations – For the three months and six months ended June 30, 2007 and 2006
and for the cumulative period from October 11, 2005 (Date of Incorporation) to June 30, 2007 (unaudited)	3

Condensed Statements of Changes in Stockholders’ Equity (Deficit) – For the six months ended
June 30, 2007 and 2006 (unaudited)	4

Condensed Statements of Cash Flows – For the six months ended June 30, 2007 and 2006 and
for the cumulative period from October 11, 2005 (Date of Incorporation) to June 30, 2007 (unaudited)	5

Notes to Condensed Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	8

Item 3. Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits	12

SEMORAN FINANCIAL CORPORATION
(A Development Stage Company)

Part I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Condensed Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash	$58,162	$53,615
Equipment	1,198	1,198
Land	1,528,382	-
Other assets	60,959	83,752

Total assets	$1,648,701	$138,565

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$160,000	$-
Other liabilities	-	10,431
Organizer advances	-	725,000
Borrowings	1,476,000	-

Total liabilities	1,636,000	735,431

Stockholders’ Equity (Deficit):
Preferred stock, no par value; 4,725,000 shares
authorized; none issued and outstanding	-	-
Series A preferred stock, no par value; 375,000 shares
authorized; 81,000 shares issued and outstanding at June 30, 2007	-	-
Common stock, $.01 par value; 25,000,000 shares
authorized; 10 shares issued and outstanding	-	-
Additional paid in capital	810,100	100
Deficit accumulated during the development stage	(797,299)	(596,866)
Stock subscription receivable	(100)	(100)
Total stockholders' equity (deficit)	12,701	(596,866)

Total liabilities and stockholders' equity (deficit)	$1,648,701	$138,565

SEMORAN FINANCIAL CORPORATION
(A Development Stage Company)

Condensed Statements of Operations
(Unaudited)

					For the
					Cumulative
					Period From
					October 11, 2005
	For the three months		For the six months		(Date of
	ended		ended		Incorporation) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007
Income—
Interest Income	$520	$2,097	$926	$3,539	$7,750

Expenses—
Organizational expenses:
Travel expense	1,118	186	1,505	2,055	6,861
Application fees	-	-	3,999	-	18,999
Consulting fees	1,358	6,000	2,215	38,500	93,500
Interest expense	1,901	-	1,901	-	1,901
Lodging	2,871	642	4,307	642	9,029
Marketing and design	559	550	5,459	1,361	16,795
Meals and entertainment	2,012	1,563	3,848	4,082	13,084
Office supplies	509	2,912	1,080	3,636	8,260
Professional fees	5,000	13,052	10,000	28,112	93,056
Salaries and employee benefits	75,721	82,776	157,939	146,937	523,825
Telephone expense	1,742	902	2,352	1,317	7,761
Miscellaneous	4,424	10	6,754	680	11,978

Total organizational expenses	97,215	108,593	201,359	227,322	805,049

Net loss accumulated during the
development stage	$(96,695)	$(106,496)	$(200,433)	$(223,783)	$(797,299)

See Accompanying Notes to Condensed Financial Statements.

SEMORAN FINANCIAL CORPORATION
(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit)

				Deficit
				Accumulated
			Additional	during the	Stock
	Preferred	Common	Paid in	Development	Subscription
	Stock	Stock	Capital	Stage	Receivable	Total

Balance at December 31, 2005	$-	-	-	(99,877)	-	(99,877)
Sale of Common Stock	-	-	100	-	(100)	-

Net loss accumulated during
the development stage for
the six months ended June
30, 2006 (unaudited)	-	-	-	(223,783)	-	(223,783)

Balance at June 30, 2006 (unaudited)	-	-	100	(323,660)	(100)	(323,660)

Balance at December 31, 2006	$-	-	100	(596,866)	(100)	(596,866)

Net loss accumulated during
the development stage for
the six months ended June
30, 2007 (unaudited)	-	-	-	(200,433)	-	(200,433)
Sale of Series A Preferred Stock
(unaudited)	-	-	810,000	-	-	810,000

Balance at June 30, 2007 (unaudited)	$-	-	810,100	(797,299)	(100)	12,701

See Accompanying Notes to Condensed Financial Statements.

SEMORAN FINANCIAL CORPORATION
(A Development Stage Company)

Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
			Period
			from October 11,
	Six Months	Six Months	2005 (Date of
	Ended	Ended	Incorporation) to
	June 30, 2007	June 30, 2006	June 30, 2007
Cash flows used in organizational activities during the
development stage:
Net loss accumulated during the development stage	(200,433)	(223,783)	(797,299)
Decrease (increase) in other assets	22,793	-	(60,959)
Decrease in other liabilities	(10,431)	(36,419)	-

Cash flows used in organizational activities during the
development stage	(188,071	(260,202)	(858,258)

Cash flows used in investing activities:
Purchase of equipment	-	(1,198)	(1,198)
Purchase of land	(1,528,382)	-	(1,528,382)

Cash flows used in investing activities	(1,528,382)	(1,198)	(1,529,580)

Cash flows from financing activities:
Proceeds received from Organizers	85,000	330,000	810,000
Proceeds from line of credit	160,000	-	160,000
Proceeds received from borrowing	1,476,000	-	1,476,000

Cash flows from financing activities	1,721,000	330,000	2,446,000

Net increase in cash	4,547	68,600	58,162
Cash at beginning of period	53,615	126,541	-

Cash at end of period	58,162	195,141	58,162

Supplemental disclosures of cash flow information:
Cash paid during periods for:
Interest	1,901	-	1,901

Income taxes	-	-	-

Noncash financing activities:
Receivable recorded from sale of common stock	100	100	100

Organizer advances exchanged for preferred stock	810,000	520,000	810,000

See Accompanying Notes to Condensed Financial Statements.

SEMORAN FINANCIAL CORPORATION
(A Development Stage Company)

Notes to Condensed Financial Statements (Unaudited)

At June 30, 2007 and for the Six Month Periods Ended June 30, 2007 and 2006

(1)    Basis of Presentation

        The accompanying condensed financial statements for Semoran Financial Corporation (the “Company”) do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim financial statements have been included. The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year. These financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2006, which was filed in our Registration Statement on Form SB-2.

(2)     Summary of Significant Activities

        The Company, a Florida corporation, was established for the purpose of organizing Community Bank of Central Florida, in organization (the “Bank”). The Bank is a proposed state bank being organized under the laws of the State of Florida with the purpose of becoming a community bank to be principally located in Seminole County, Florida with a temporary office in Fern Park, Florida. We intend to construct our main office in Casselberry, Florida. The Bank’s organizers have filed applications with the Office of Financial Regulation’s Division of Financial Institutions for the State of Florida (the “OFR”) to obtain a state bank charter and with the Federal Deposit Insurance Corporation (the “FDIC”) to obtain insurance for the Bank’s deposits.

        The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises, as it devotes substantially all its efforts to establishing a new business. The Company’s planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

        On March 24, 2007, when the total organizer advances were $810,000, the Company authorized for issuance 100,000 shares of Series A Preferred Stock (“Series A Stock”) and on March 30, 2007, all of the organizers exchanged their right to be reimbursed for advances once the bank opens for business for 81,000 shares of the Series A Stock. In May 2007, the Company rescinded the Series A Stock and amended the terms of the Series A Stock to increase the amount of authorized shares of Series A Stock to 375,000 and to provide for an automatic conversion on a one-for-one share basis to shares of common stock to occur on April 1, 2009. Subsequently, on May 29, 2007, the Company issued 81,000 shares of Series A Stock and warrants to purchase 121,500 shares of Series A Stock to the organizers, of which 81,000 represent Preferred Risk Warrants and 40,500 represent Preferred Share Warrants.

        The Company filed a registration statement on Form SB-2 to register the issuance of up to 2,000,000 shares including 1,000,000 warrants to be sold in a public offering. The offering commenced July 17, 2007. As of July 31, 2007, the Company had received subscriptions of $1,050,000. As of August 15, 2007, escrow has not been broken and the Company has not yet issued any shares or received any proceeds from the offering.

        The offering is expected to raise up to $12,340,000 net of estimated offering expenses. The directors and executive officers of the Company plan to purchase approximately 301,500 shares of common stock at $10 per share, for a total investment of approximately $3,015,000. Upon the opening of the Bank, the Company will issue stock warrants to the directors and executive officers to purchase one share of common stock for $11.50 per share for every two shares they purchase in the offering and to the directors only to purchase one share of common stock for $10 per share for every share they purchase in the offering, which we currently anticipate to be an aggregate of warrants to purchase 432,250 shares of common stock, of which 150,750 represent Shareholder Warrants and 281,500 represent Common Risk and Director Warrants. The Company plans to use at least $10,750,000 of the proceeds to capitalize the proposed Bank. The Company anticipates the offering will be completed by September 30, 2007.

        The Company was established and commenced activities on October 11, 2005. The Company has prepared financial statements to include financial information from the date of inception. Activities since inception have consisted primarily of the Company’s organizers engaging in organizational and pre-opening activities necessary to prepare the applications for regulatory approvals and to prepare to commence business as a financial institution.

SEMORAN FINANCIAL CORPORATION
(A Development Stage Company)

(3)     Commitments and Related Party Transactions

        The Company entered into amended and restated consulting agreements with each of Lloyd J. Weber and Malcom S. MacDiarmid on March 30, 2007. The agreements call for a monthly salary of $8,000, reimbursement of business-related expenses, including use of automobile, meals, supplies, and similar items, and medical insurance up to $750 per month. The agreements are to expire on the earlier of (i) September 30, 2007; (ii) the date the bank opens for business; (iii) the date the Company abandons its efforts to obtain a charter; (iv) the date the Company terminates the agreement for cause; or (v) death or disability.

        The Company will enter into employment agreements with each of Lloyd J. Weber and Malcom S. MacDiarmid when the Bank opens for business, which provide for an annual base salary of $150,000 and $140,000, respectively. The proposed employment agreements provide for a bonus of not less than 10% of base salary if certain performance criteria are met, reimbursement of business-related expenses, including use of automobile, meals, travel expenses, and similar items, term life insurance coverage of at least $200,000 for each employee and at least $200,000 for their spouse, and options to purchase up to 40,000 shares of common stock at $10 per share, vesting ratably over three years plus options to purchase 2,000 shares of common stock at each anniversary of the effective date of the employment.

(4)     Borrowings

         On June 7, 2007, the Company borrowed $1,476,000 at the rate of prime to fund the purchase of a 1.1 acre lot located at 380 State Road 436, Casselberry, FL 32707, which will be the location of the Company's main office. The Company closed on the property on June 7, 2007.

(5)     Line of Credit

        In April 2007, the Company obtained a line of credit of up to $750,000 with Nexity Bank at the rate of prime minus 1.00%. At June 30, 2007, $160,000 was outstanding under the line of credit.

SEMORAN FINANCIAL CORPORATION
(A Development Stage Company)

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Community Bank of Central Florida (in organization), during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	our lack of operating history;
•	potential delays in the opening date of the bank;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	the level of allowance for loan loss and the lack of seasoning of our loan portfolio, once we open;
•	the rate of delinquencies and amounts of charge-offs, once we open;
•	the rates of loan growth, once we open;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in monetary and tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

        We are in the development stage and will remain in that stage until our initial public offering is completed. Semoran was incorporated in Florida on October 11, 2005 to serve as a holding company for the Bank. Throughout our organization, our main activities have been:

•	seeking, interviewing and selecting our officers;

•	preparing our business plan;

•	applying for a state bank charter under the laws of the State of Florida;

•	applying for FDIC deposit insurance;

•	applying to become a bank holding company;

•	identifying the sites for our banking facilities; and

•	raising equity capital through our private placement and initial public offering.

SEMORAN FINANCIAL CORPORATION

(A Company in the Development Stage)

Financial Results and Plan of Operation

        From October 11, 2005, the date we began our organizational activities, through June 30, 2007, our net loss amounted to $797,299. Our estimated net loss for the period from October 11, 2005 through our anticipated closing date of our public offering of September 30, 2007 is $840,000. The losses set forth above are attributable to the following estimated expenses:

	October 11, 2005	October 11, 2005 -
	June 30, 2007	September 30, 2007
Employee compensation and benefits	$(523,825)	$(623,103)
Consulting & professional fees & costs	(186,556)	(187,812)
Lodging, travel, meals & entertainment expense	(28,974)	(34,146)
Telephone expenses and supplies	(16,021)	(62,524)
Marketing and printing expense	(16,795)	(28,236)
Application fees	(18,999)	(18,999)
Other pre-opening expenses(1)	(13,879)	(45,544)
Interest income	7,750	160,364

Total	$(797,299)	$(840,000)

____________________
(1)     Includes interest expense, rent and other miscellaneous expenses.

        Our financial statements and related notes, which are included in this report, provide additional information relating to the discussion of our financial condition.

        We expect to complete our organizational activities and begin banking operations in the fourth quarter of 2007. Our current plans consist of operating the bank from a 4,000 square foot leased facility in Fern Park, Florida until the first quarter of 2009 and then relocating to the newly constructed 5,000 square foot building with a three-lane drive-through facility, in Casselberry, Florida. The bank plans to open a branch office sometime within the second year of operation.

        We will incur substantial expenses in establishing the Bank as a going concern. Typically new banks are not profitable in their first year of banking operations and, in some cases are not profitable for several years. Once we begin banking operations, our future results will be determined primarily by our ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income, and to control non-interest expenses. Since interest rates will be determined by market forces and economic conditions beyond our control, our ability to generate net interest income will be dependent upon our ability to maintain an adequate spread between the rate earned on earning assets, such as loans and investment securities, and the rate paid on interest-bearing liabilities, such as deposits and borrowing.

Liquidity and Interest Rate Sensitivity

        Organizational Period. During our organizational period, our cash requirements have consisted principally of funding our pre-opening expenses, described above, as well as capital expenditures for the acquisition of the site for our initial main office facility.

        Since October 11, 2005, our pre-opening expenses have been funded through cash advances from the directors and draws from a line of credit. We initially funded our operations through advances totaling $810,000 made to us from our directors. These advances were exchanged for 81,000 shares of Series A Preferred Stock in May 2007. Additionally, in April 2007, we entered into a line of credit, guaranteed by our directors, with Nexity Bank in the amount of $750,000 at prime minus 1.00% (which was 7.25% as of June 30, 2007). As of June 30, 2007, $160,000 was outstanding under the line of credit. We believe that our organizational expenses will continue to be funded through the proceeds obtained from the sale of Series A Preferred Stock to our directors and this line of credit through our Bank’s opening date. The shares of Series A Preferred Stock will remain outstanding after the completion of our initial public offering. We plan to repay the line of credit, after the close of our initial public offering, by using a portion of the proceeds. After all of the conditions to the offering have been satisfied, Nexity Bank will have released funds from the subscription escrow account to us so that we can capitalize the Bank and commence operations.

        We expect to complete our organizational activities and begin banking operations in the fourth quarter of 2007. Any delay in beginning our banking operations will increase our pre-opening expenses and postpone our realization of potential revenues. Such a delay may occur as a result of, among other things, delays in receiving requisite regulatory approvals or our inability to achieve the minimum offering of $12,500,000. In the event we experience an extended delay in beginning our banking operations, we may be required to exhaust the entire $750,000 available under the line of credit and even to seek

SEMORAN FINANCIAL CORPORATION
(A Development Stage Company)

additional borrowings or equity investments. There can be no assurance that we will be able to obtain such additional financing on satisfactory terms.

        Commencement of Banking Operations. Since we have been in the development stage, there are no operating results to present at this time. Nevertheless, once we begin banking operations, net interest income, our primary source of earnings, will fluctuate with significant interest rate movements. To lessen the impact of these margin swings, we intend to structure our balance sheet so we will have regular opportunities to “reprice” or change the interest rates on our interest-bearing assets and liabilities. Imbalance in these repricing opportunities at any point in time constitutes interest rate sensitivity.

        Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin. We will generally attempt to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize our overall interest rate risks.

        We will evaluate regularly our balance sheet’s asset mix in terms of several variables, including yield, credit quality, appropriate funding sources and liquidity. To effectively manage our balance sheet’s liability mix, we plan to focus on expanding our deposit base and converting assets to cash as necessary.

        As we continue to grow, we will restructure our rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. Our Asset/Liability/Investment Committee will meet on a quarterly basis to develop a strategy for the upcoming period.

        For an operating bank, liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Initially, we expect that a portion of the net proceeds of the public offering will be available for working capital purposes and will provide funds for these purposes. In addition, we can obtain these funds by converting assets to cash or by attracting new deposits. Through our banking operations, our ability to maintain and increase deposits will serve as our primary source of liquidity. To provide additional sources of liquidity, we plan to maintain a federal funds borrowed line of credit with one or more correspondent banks and to apply for membership to the Federal Home Loan Bank of Atlanta.

        Other than our public offering and as discussed above, we know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, our liquidity increasing or decreasing in any material way in the foreseeable future.

Capital Adequacy

        There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

        The risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two “tiers.” Tier 1 capital consists of common shareholders’ equity, noncumulative and cumulative perpetual preferred stock, and minority interests. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of tier 1 capital. For the first three years of operation, the bank will be required to maintain an 8% tier 1 capital ratio.

        The second measure of capital adequacy relates to the leverage ratio. The FDIC has established a 3% minimum leverage ratio requirement. The leverage ratio is computed by dividing tier 1 capital into total assets. In the case of the Bank and other banks that are experiencing growth or have not received the highest regulatory rating from their primary regulator, the minimum leverage ratio should be 3% plus an additional cushion of at least 1% to 2%, depending upon risk profiles and other factors.

        We believe that the net proceeds of our public offering will satisfy our capital requirements for at least the next 12 months following the opening of the Bank. Currently, we have 3 employees and expect this number to increase to approximately 11 employees by the end of 2007.

SEMORAN FINANCIAL CORPORATION
(A Development Stage Company)

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

SEMORAN FINANCIAL CORPORATION
(A Development Stage Company)

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

There are no pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On May 29, 2007, we issued 81,000 shares of Series A Preferred Stock and warrants to purchase 121,500 shares of Series A Preferred Stock to our organizers under an exemption contained in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D under the Securities Act. Our organizers exchanged their right of repayment of advances made to us for shares of Series A Preferred Stock at $10.00 per share. The shares of Series A Preferred Stock are non-voting and will automatically convert into shares of common stock on April 1, 2009. We have used the proceeds of the private placement to fund a portion of our organizational, pre-opening, and offering expenses.

Our Registration Statement on Form SB-2 (File no. 333-140768), which registered the issuance of the shares to be sold in our initial public offering, was declared effective July 16, 2007. The offering commenced on July 17, 2007 and is scheduled to close on September 30, 2007, subject to our right to extend the offering for one or more periods up to March 31, 2008. The maximum offering size is $20,000,000, or 2,000,000 shares at $10.00 per share. We registered the issuance of a total of 2,000,000 shares in the offering and 1,557,500 warrants. The warrants will be issued to each subscriber, including the directors and executive officers of the bank.

We will use at least $10,750,000 of the proceeds to capitalize the proposed bank. The directors and executive officers plan to purchase a total of 301,500 shares in the offering at an aggregate purchase price of approximately $3,015,000.

Through June 30, 2007, we incurred $60,423 in capitalized expenses in connection with the proposed issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company’s securities, or affiliates of the company. As of July 31, 2007, we had received subscriptions for $1,050,000 in the offering. We have not broken escrow and have not yet issued any shares or received any net proceeds in the offering.

Item 3.   Default Upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.   Other Information

Not applicable

Item 6.   Exhibits

31.1        Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2        Rule 15d-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.

SEMORAN FINANCIAL CORPORATION
(A Development Stage Company)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 29, 2007

By:   /s/ Lloyd J. Weber
         Lloyd J. Weber
         Chief Executive Officer, and
         Principal Executive Officer

Date:  August 29, 2007

By:   /s/ Donald J. Bugea, Jr.
         Donald J. Bugea, Jr.
         Chief Financial Officer, and
         Principal Financial Officer

SEMORAN FINANCIAL CORPORATION
(A Development Stage Company)

EXHIBIT INDEX

Exhibit
Number                       Description

31.1        Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2        Rule 15d-14(a) Certification of the Principal Financial Officer.

32           Section 1350 Certifications.