Form 10QSB
period 2007-09-30
Semoran Financial CORP
filed 2007-11-14
CIK 1388730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File No. 333-140768

SEMORAN FINANCIAL CORPORATION

(Exact name of small business issuer as specified in its charter)

FLORIDA	20-3622467
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

237 FERNWOOD BOULEVARD, SUITE 109

FERN PARK, FLORIDA 32730

(Address of principal executive offices)

(407) 401-8295

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

10 shares of common stock, par value $.01 per share, outstanding as of September 30, 2007.

Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

SEMORAN FINANCIAL CORPORATION

(A Development Stage Company)

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheets – September 30, 2007 (unaudited) and December 31, 2006

Condensed Statements of Operations – For the three months and nine months ended September 30, 2007 and 2006 and for the cumulative period from October 11, 2005 (Date of Incorporation) to September 30, 2007 (unaudited)

Condensed Statements of Changes in Stockholders’ Deficit – For the nine months ended September 30, 2007 and 2006 (unaudited)

Condensed Statements of Cash Flows – For the nine months ended September 30, 2007 and 2006 and for the cumulative period from October 11, 2005 (Date of Incorporation) to September 30, 2007 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Review by Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Part I - Financial Information

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash	$16,577	$53,615
Equipment	4,497	1,198
Land	1,547,132	—
Other assets	104,630	83,752

Total assets	$1,672,836	$138,565

Liabilities and Stockholders’ Equity
Liabilities:
Line of credit	$313,826	$—
Other liabilities	—	10,431
Organizer advances	—	725,000
Borrowings	1,476,000	—
Total liabilities	1,789,826	735,431

Stockholders’ Deficit:
Preferred stock, no par value; 4,725,000 shares authorized; none issued and outstanding	—	—
Series A preferred stock, no par value; 375,000 shares authorized; 81,000 shares issued and outstanding at September 30, 2007	—	—
Common stock, $.01 par value; 25,000,000 shares authorized; 10 shares issued and outstanding	—	—
Additional paid in capital	810,100	100
Deficit accumulated during the development stage	(926,990)	(596,866)
Stock subscription receivable	(100)	(100)
Total stockholders’ deficit	(116,990)	(596,866)

Total liabilities and stockholders’ deficit	$1,672,836	$138,565

See Accompanying Notes to Condensed Financial Statements.

Condensed Statements of Operations

(Unaudited)

					For the
					Cumulative
					Period From
					October 11, 2005 (Date
	For the three months		For the nine months		of Incorporation) to
	ended September 30,		ended September 30,		September 30,
	2007	2006	2007	2006	2007
Income—
Interest Income	$—	$1,255	$926	$4,794	$7,750

Expenses—
Organizational expenses:
Travel expense	353	2,347	1,858	4,402	7,214
Application fees	—	—	3,999	—	18,999
Consulting fees	74	3,532	2,289	42,032	93,574
Insurance expense	4,813	—	4,813	—	4,813
Interest expense	34,941	—	36,842	—	36,842
Lodging	2,153	1,926	6,460	2,568	11,182
Marketing and design	5,454	6,775	10,913	8,136	22,249
Meals and entertainment	1,043	2,496	4,891	6,578	14,127
Office supplies	1,597	1,252	2,677	4,888	9,857
Professional fees	—	21,682	10,000	49,794	93,056
Salaries and employee benefits	75,261	85,125	233,200	232,062	599,086
Telephone expense	1,456	1,620	3,808	2,937	9,217
Miscellaneous	2,546	1,902	9,300	2,582	14,524
Total organizational expenses	(129,691)	(128,657)	(331,050)	(355,979)	(934,740)
Net loss accumulated during the development stage	$(129,691)	$(127,402)	$(330,124)	$(351,185)	$(926,990)

See Accompanying Notes to Condensed Financial Statements.

Statements of Changes in Stockholders’ Deficit

				Deficit
				Accumulated
			Additional	during the	Stock
	Preferred	Common	Paid in	Development	Subscription
	Stock	Stock	Capital	Stage	Receivable	Total

Balance at December 31, 2005	$—	—	—	(99,877)	—	(99,877)
Sale of Common Stock (unaudited)	—	—	100	—	(100)	—

Net loss accumulated during the development stage for the nine months ended September 30, 2006 (unaudited)	—	—	—	(351,185)	—	(351,185)
Balance at September 30, 2006 (unaudited)	—	—	100	(451,062)	(100)	(451,062)

Balance at December 31, 2006	$—	—	100	(596,866)	(100)	(596,866)

Net loss accumulated during the development stage for the nine months ended September 30, 2006 (unaudited)	—	—	—	(330,124)	—	(330,124)
Sale of Series A Preferred Stock (unaudited)	—	—	810,000	—	—	810,000

Balance at September 30, 2007 (unaudited)	$—	—	810,100	(926,990)	(100)	(116,990)

See Accompanying Notes to Condensed Financial Statements.

Condensed Statements of Cash Flows

(Unaudited)

			Cumulative
			Period
			from October 11,
	Nine Months	Nine Months	2005 (Date of
	Ended Sept-	Ended Sept-	Incorporation) to
	ember 30, 2007	ember 30, 2006	September 30, 2007

Cash flows used in organizational activities during the development stage:
Net loss accumulated during the development stage	$(330,124)	(351,185)	(926,990)
Increase in other assets	(20,878)	(5,580)	(104,630)
Decrease in other liabilities	(10,431)	(29,641)	—
Cash flows used in organizational activities during the development stage	(361,433)	(386,406)	(1,031,620)
Cash flows used in investing activity:
Purchase of equipment	(3,299)	(1,198)	(4,497)
Purchase of land	(1,547,132)	—	(1,547,132)
Cash flows used in investing activities	(1,550,431)	(1,198)	(1,551,629)
Cash flows from financing activities:
Proceeds received from Organizers	85,000	450,000	810,000
Proceeds from line of credit	313,826	—	313,826
Proceeds received from borrowing	1,476,000	—	1,476,000
Cash flows from financing activities	1,874,826	450,000	2,599,826
Net (decrease) increase in cash	(37,038)	62,396	16,577
Cash at beginning of period	53,615	126,541	—
Cash at end of period	$16,577	188,937	16,577

Supplemental disclosures of cash flow information: Cash paid during periods for:
Interest	$36,842	—	36,842
Income taxes	$—	—	—
Noncash financing activities:
Receivable recorded from sale of common stock	$100	100	100
Organizer advances exchanged for preferred stock	$810,000	640,000	810,000

See Accompanying Notes to Condensed Financial Statements.

Notes to Condensed Financial Statements (Unaudited)

At September 30, 2007 and for the Nine Month Periods Ended September 30, 2007 and 2006

(1)   Basis of Presentation

The accompanying condensed financial statements for Semoran Financial Corporation (the “Company”) do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim financial statements have been included. The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year. These financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited financial statements and related notes for the year ended December 31, 2006, which was filed in our Registration Statement on Form SB-2.

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

The Company filed a registration statement on Form SB-2 to register the issuance of up to 2,000,000 shares including 1,000,000 warrants to be sold in a public offering. The offering commenced July 17, 2007. As of September 30, 2007, the Company had received subscriptions of $2,915,500, escrow has not been broken and the Company has not yet issued any shares or received any proceeds from the offering.

The offering (minimum) is expected to raise $12,340,000 net of estimated offering expenses. The directors and executive officers of the Company plan to purchase approximately 359,000 shares of common stock at $10 per share, for a total investment of approximately $3,590,000. Upon the opening of the Bank, the Company will issue stock warrants to the directors and executive officers to purchase one share of common stock for $11.50 per share for every two shares they purchase in the offering and to the directors only  to purchase one share of common stock for $10 per share for every share they purchase in the offering, which we currently anticipate to be an aggregate of warrants to purchase 508,500 shares of common stock, of which 179,500 represent Shareholder Warrants and 339,000 represent Common Risk and Director Warrants. The Company plans to use at least $10,750,000 of the proceeds to capitalize the proposed bank. The Company anticipates the offering will be completed by March 31, 2008.

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

(3)   Commitments and Related Party Transactions

The Company purchased 1.06 acres of land at 386 State Road 436, Casselberry, FL 32707. The total acquisition cost was $1,476,000. This lot will be the location of the Company’s main office.

The Company entered into amended and restated consulting agreements with each of Lloyd J. Weber and Malcom S. MacDiarmid on March 30, 2007. The agreements provide for a monthly salary of $8,000, reimbursement of business-related expenses, including use of automobile, meals, supplies, and similar items, and medical insurance up to $750 per month. The agreements are to expire on the earlier of (i) March 31, 2008; (ii) the date the bank opens for business; (iii) the date the Company abandons its efforts to obtain a charter; (iv) the date the Company terminates the agreement for cause; or (v) death or disability.

The Company will enter into employment agreements with each of Lloyd J. Weber and Malcom S. MacDiarmid when the Bank opens for business, which provide for an annual base salary of $150,000 and $140,000, respectively. The proposed employment agreements provide for a bonus of not less than 10% of base salary if certain performance criteria are met, reimbursement of business-related expenses, including use of automobile, meals, travel expenses, and similar items, term life insurance coverage of at least $200,000, and options to purchase up to 40,000 shares of common stock at $10 per share, vesting ratably over three years plus options to purchase 2,000 shares of common stock at each anniversary of the effective date of employment.

(4)   Borrowings

On June 7, 2007, the Company borrowed $1,476,000 at the rate of prime to purchase the land on which the future main office will be built. The single payment note bears interest at a variable rate equal to the Wall Street Journal prime rate with interest payable monthly and principal due on June 7, 2008.

(5)   Line of Credit

In April 2007, the Company obtained a line of credit of up to $750,000 with Nexity Bank at the rate of prime minus 1.00%. At September 30, 2007, $313,826 was outstanding under the line of credit.

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2007, and for the three-month and nine-month periods ended September 30, 2007, and for the amounts included in the cumulative amounts from October 11, 2005 (date of incorporation) to September 30, 2007 presented in this document, in accordance with the standards established by the Public Company Accounting Oversight Board.

The report of Hacker, Johnson & Smith PA furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Semoran Financial Corporation

Fern Park, Florida:

We have reviewed the accompanying condensed balance sheet of Semoran Financial Corporation (the “Company”) as of September 30, 2007, and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 2007, the related condensed statements of stockholders’ deficit and cash flows for the nine-month period ended September 30, 2007 and the amounts included in the cumulative amounts from October 11, 2005 (date of incorporation) to September 30, 2007. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the interim condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of the Company as of December 31, 2006 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended (not presented herein), and in our report dated January 29, 2007, except for Note 9, as to which the date is March 30, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith, PA
HACKER, JOHNSON & SMITH PA
Tampa, Florida
November 9, 2007

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

Financial Results and Plan of Operation

From October 11, 2005, the date we began our organizational activities, through September 30, 2007, our net loss amounted to $926,990. Our estimated net loss for the period from October 11, 2005 through our anticipated closing date of our public offering of December 31, 2007 is $977,062. The losses set forth above are attributable to the following estimated expenses:

	October 11, 2005 - September 30, 2007	October 11, 2005 - December 31, 2007
Employee compensation and benefits	$(599,086)	$(674,347)
Consulting & professional fees & costs	(186,630)	(187,812)
Lodging, travel, meals & entertainment expense	(32,523)	(36,072)
Telephone expenses and supplies	(19,074)	(32,127)
Marketing and printing expense	(22,249)	(28,236)
Application fees	(18,999)	(18,999)
Other pre-opening expenses(1)	(56,179)	(98,479)
Interest income	7,750	99,010
Total	$(926,990)	$(977,062)

(1)             Includes interest expense, rent and other miscellaneous expenses.

Our financial statements and related notes, which are included in this report, provide additional information relating to the discussion of our financial condition.

We expect to complete our organizational activities and begin banking operations in the first quarter of 2008. Our current plans consist of operating the bank from a 4,000 square foot leased facility in Fern Park, Florida until the first quarter of 2009 and then relocating to the newly constructed 5,000 square foot building with a three-lane drive-through facility, in Casselberry, Florida. The bank plans to open a branch office sometime within the second year of operation.

We will incur substantial expenses in establishing the Bank as a going concern. Typically new banks are not profitable in their first year of banking operations and, in some cases are not profitable for several years. Once we begin banking operations, our future results will be determined primarily by our ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income, and to control non-interest expenses. Since interest rates will be determined by market forces and economic conditions beyond our control, our ability to generate net interest income will be dependent upon our ability to maintain an adequate spread between the rate earned on earning assets, such as loans and investment securities, and the rate paid on interest-bearing liabilities, such as deposits and borrowings.

Liquidity and Interest Rate Sensitivity

Organizational Period.   During our organizational period, our cash requirements have consisted principally of funding our pre-opening expenses, described above, as well as capital expenditures for the acquisition of the site for our initial main office facility.

Since October 11, 2005, our pre-opening expenses have been funded through cash advances from the directors and draws from a line of credit. We initially funded our operations through advances totaling $810,000 made to us from our directors. These advances were exchanged for 81,000 shares of Series A Preferred Stock in May 2007. Additionally, in April 2007, we entered into a line of credit, guaranteed by our directors, with Nexity Bank in the amount of $750,000 at prime minus 1.00% (which was 6.75% as of September 30, 2007). As of September 30, 2007, $313,826 was outstanding under the line of credit. We believe that our organizational expenses will continue to be funded through the proceeds obtained from the sale of Series A Preferred Stock to our directors and this line of credit through our Bank’s opening date. The shares of Series A Preferred Stock will remain outstanding after the completion of our initial public offering. We plan to repay the line of credit, after the close of our initial public offering, by using a portion of the proceeds. After all of the conditions to the offering have been satisfied, Nexity Bank will have released funds from the subscription escrow account to us so that we can capitalize the Bank and commence operations.

We expect to complete our organizational activities and begin banking operations in the first quarter of 2008. Any delay in beginning our banking operations will increase our pre-opening expenses and postpone our realization of potential revenues. Such a delay may occur as a result of, among other things, delays in receiving requisite regulatory approvals or our inability to achieve the minimum offering of $12,500,000. In the event we experience an extended delay in beginning our banking operations, we may be required to exhaust the entire $750,000 available under the line of credit and even to seek additional borrowings or equity investments. There can be no assurance that we will be able to obtain such additional financing on satisfactory terms.

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

We believe that the net proceeds of our public offering will satisfy our capital requirements for at least the next 12 months following the opening of the bank. Currently, we have 4 employees and expect this number to increase to approximately 11 employees by the beginning of the first quarter of 2008.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

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

Our Registration Statement on Form SB-2 (File no. 333-140768), which registered the issuance of the shares to be sold in our initial public offering, was declared effective July 16, 2007. The offering commenced on July 17, 2007 and has been extended to close on December 31, 2007, subject to our right to extend the offering for one more period to March 31, 2008. The maximum offering size is $20,000,000, or 2,000,000 shares at $10.00 per share. We registered the issuance of a total of 2,000,000 shares in the offering and 1,557,500 warrants. The warrants will be issued to each subscriber, including the directors and executive officers of the bank.

We will use at least $10,750,000 of the proceeds to capitalize the proposed bank. The directors and executive officers plan to purchase a total of 359,000 shares in the offering at an aggregate purchase price of approximately $3,590,000.

Through September 30, 2007, we incurred $88,167 in capitalized expenses in connection with the proposed issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company’s securities, or affiliates of the company. As of September 30, 2007, we had received subscriptions for $2,915,500 in the offering. We have not broken escrow and have not yet issued any shares or received any net proceeds in the offering.

Item 3. Default Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

31.1	Rule 15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 15d-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

(A COMPANY IN THE DEVELOPMENT STAGE)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2007

By:	/s/ Lloyd J. Weber
Lloyd J. Weber
Chief Executive Officer, and
Principal Executive Officer

Date: November 14, 2007

By:	/s/ Donald J. Bugea, Jr.
Donald J. Bugea, Jr.
Chief Financial Officer, and
Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.